Form 10QSB
period 2007-09-30
Skytrip Holdings, Inc.
filed 2007-10-26
CIK 1386977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-QSB

________________

|X|

QUARTERLY REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of October 26, 2007, there were 31,340,000 shares of common stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements of Skytrip Holdings, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the registration statement filed with the Commission on Form 10-SB.

SKYTRIP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

(UNAUDITED)

AS OF SEPTEMBER 30, 2007

September 30, 2007
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

SKYTRIP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

FOR THE QUARTER ENDED SEPTEMBER 30, 2007, AND FROM

INCEPTION (JANUARY 9, 2007) THROUGH SEPTEMBER 30, 2007

	For the Three Months Ended September 30, 2007	January 9, 2007 (inception) to September 30, 2007
Revenues
Revenues	$ -	$ -
Total Revenues	$ -	$ -

Operating Costs and Expenses
Organization and related expenses	-	3,134
Total Operating Costs and Expenses	$ -	$ 3,134

Net Income (Loss)	$ -	$ (3,134)

Basic and diluted loss per common share	$ -	$ (0.00)
Basic and diluted weighted average
Common shares outstanding	31,340,000	31,340,000

The accompanying notes are an integral part of these financial statements.

SKYTRIP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE QUARTER ENDED SEPTEMBER 30, 2007, AND FROM

INCEPTION (JANUARY 9, 2007) THROUGH SEPTEMBER 30, 2007

	For the Three Months Ended September 30, 2007	January 9, 2007 (inception) to September 30, 2007
Cash Flows from Operating Activities
Net income (loss)	-	(3,134)
Changes in working capital	-	3,134
Net Cash Provided (Used) by Operating Activities	$ -	$ -

Cash Flows from Investing Activities	-	-
Net Cash Used in Investing Activities	$ -	$ -

Cash Flows from Financing Activities	-	-
Net Cash Provided by Financing Activities	$ -	$ -

Net Change in Cash and Cash Equivalents		-

Cash and Cash Equivalents at Beginning of Period	$ -	$ -

Cash and Cash Equivalents at End of Period	$ -	$ -

Noncash Financing and Investment Activities
Common stock issued to founder for services rendered	-	3,134

Supplemental Cash Flow Information
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SKYTRIP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2007

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended September 30, 2007.

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

The Company has the following classes of capital stock as of September 30, 2007:

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

BACKGROUND OF THE COMPANY

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

The Company is continuing its efforts to locate a merger candidate for the purpose of a merger. It is possible that the Company will be successful in locating such a merger candidate and closing such merger. However, if the Company cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the Company would obtain any such equity funding.

GENERAL OVERVIEW

The Company's activities since inception have been limited to organizational matters, compliance efforts and locating potential merger candidates, and the Company has not engaged in any operating activity since its inception.

The Company has registered its Common Stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the Exchange Act) and Rule 12(g) thereof. The Company files with the U.S. Securities and Exchange Commission periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

The Company was formed to engage in a merger with or acquisition of an unidentified private company which desires to become a reporting (public) company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a blank check company contained in Section 7(b)(3) of the Securities Act of 1933, as amended.

The Company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities which may be attractive to foreign and domestic private companies.

These benefits are commonly thought to include:

1.

the ability to use registered shares to make acquisition of assets or businesses;

2.

increased visibility in the financial community;

3.

the facilitation of borrowing from financial institutions;

4.

improved trading efficiency;

5.

shareholder liquidity;

6.

greater ease in subsequently raising capital;

7.

compensation of key employees through options for stock for which there is a public market;

8.

enhanced corporate image; and,

9.

a presence in the United States capital market.

A private company which may be interested in a business combination with the Company may include the following:

1.

a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

2.

a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

3.

a company which wishes to become public with less dilution of its Common Stock than would occur normally upon an underwriting;

4.

a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

5.

a foreign company which may wish an initial entry into the United States securities market;

6.

a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and,

7.

a company seeking one or more of the other benefits believed to attach to a public company.

The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

As of the date hereof, management of the Company has not made any final decision for a business combination with any private corporations, partnerships or sole proprietorships. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the U.S. Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

There is presently no trading market for the Company's common stock and no market may ever exist for the Company's common stock. The Company plans to apply for a corporate CUSIP # for its common stock and to assist broker-dealers in complying with Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, so that such brokers can trade the Company's common stock in the Over-The-Counter Electronic Bulletin Board (the "OTC Bulletin Board" or “OTC-BB”) after the Company is no longer classified as a "blank check" or shell company, as defined by the U.S. Securities and Exchange Commission. There can be no assurance to investors that any broker-dealer will actually file the materials required in order for such OTC Bulletin Board trading to proceed.

The U.S. Securities and Exchange Commission has adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies.

BUSINESS COMBINATION

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company.  The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination").  In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws.  In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements.  Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings.

Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.  Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

LIQUIDITY AND OPERATIONAL RESULTS

The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

We are dependent upon our officers to meet any de minimis costs that may occur. Mr. William Tay, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company had no cash and no other assets.

ACCOUNTING FOR BUSINESS COMBINATION

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

GOING CONCERN

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. Our lack of cash is inadequate to pay all of the costs associated with our operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained  herein.  Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of that speak only as of the date made.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. Based on that evaluation, the CEO had concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skytrip Holdings, Inc.

(Registrant)

Date: October 26, 2007

By:    /s/ William Tay

Name: William Tay

Title: Chief Executive Officer, Principal

Financial Officer and Director