Form 10KSB
period 2007-12-31
Advanced Scientific Asset Holding, Inc.
filed 2008-04-30
CIK 1386977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

x ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 52629

Skytrip Holdings, Inc.

(Name of small business issuer in its charter)

Delaware	To be applied
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5019 N. 34th Street, Arlington, VA	22207
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 703-536-2114

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x  No o.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes x No o.

The issuer’s revenues for fiscal year end December 31, 2007 were $0.

As of April 29, 2008, there were 31,340,000 shares of common stock, par value $.0001 per share, outstanding, none of which were held by non-affiliates.

Transitional Small Business Disclosure Format (check one): Yes o No x

PART I

Item 1. Description of Business.

Skytrip Holdings, Inc. ("we", "us", "our", the "Company" or the "Registrant") was incorporated in the State of Delaware on January 9, 2007. The Company has been in the developmental stage since inception and has conducted virtually no business operations, other than organizational activities and preparation of compliance reporting. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

Item 2. Description of Property.

Skytrip Holdings, Inc. has no assets in the form of property or otherwise at this time. The property utilized at 5019 N. 34th Street, Arlington, VA 22207 is a pre-existing executive suite that management currently works out of. There is no additional cost to Skytrip Holdings at this time.

Item 3. Legal Proceedings.

There are no prior or current legal proceedings that Skytrip Holdings, Inc. is party to.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

We are not trading on any secondary U.S. markets at this time but we are looking to acquire or merge with an operational entity. The Company has the following classes of capital stock as of December 31, 2007:

Common stock - 250,000,000 shares authorized; $0.0001 par value; 31,340,000 shares issued and outstanding.

Preferred stock - 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

As of the date hereof, management of the Company has not made any final decision for a business combination with any private corporations, partnerships or sole proprietorships. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the U.S. Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to see if the Company has subsequently filed a Form 8-K.

There is presently no trading market for the Company's common stock and no market may ever exist for the Company's common stock. The Company plans to assist broker-dealers in complying with Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, so that such brokers can trade the Company's common stock in the Over-The-Counter Electronic Bulletin Board (the "OTC Bulletin Board" or “OTC-BB”) after the Company is no longer classified as a "blank check" or shell company, as defined by the U.S. Securities and Exchange Commission. There can be no assurance to investors that any broker-dealer will actually file the materials required in order for such OTC Bulletin Board trading to proceed.

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

We are dependent upon our officers to meet any minimum costs that may occur. Dr. Leo H. Lin the majority shareholder, President, Chief Executive Officer and Director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is still an officer and director of the Company when the obligation is incurred. All advances are interest-free.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, the Company had no cash and no other assets.

Item 7. Financial Statements.

SKYTRIP HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Stan J.H. Lee, CPA

2160 North Central Rd Suite 203 t Fort Lee t NJ 07024

794 Broadway t Chula Vista t CA 91910

619-623-7799 t Fax 619-564-3408 t stan2u@gmail.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Skytrip Holdings, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Skytrip Holdings, Inc. as of December 31, 2007 and the related statements of operation, changes in shareholders’ equity and cash flows for the period from January 9, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skytrip Holdings, Inc. as of December 31, 2007, and the results of its operation and its cash flows for the period from January 9, 2007 (inception) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has not established any source of revenue to cover its operating costs and losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

___________________

Stan J.H. Lee, CPA

April 28, 2008

Chula Vista CA

Registered with the Public Company Accounting Oversight Board

F-1

SKYTRIP HOLDINGS, INC.
(A Development Stage Company)
Balance Sheet

As of December 31, 2007

ASSETS
Current Assets

Cash	$--

Total Current Assets	--

TOTAL ASSETS	$--

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities	$--

Total Current Liabilities	--

TOTAL LIABILITIES	--

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000
shares authorized; none issued and outstanding.)	--
Common stock ($.0001 par value, 250,000,000
shares authorized; 31,340,000 shares issued and
outstanding as of December 31, 2007)	3,134
Deficit accumulated during development stage	(3,134)
..
Total Stockholders' Equity (Deficit)	--

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$--

See Notes to Financial Statements

 F-2

SKYTRIP HOLDINGS, INC.
(A Development Stage Company)
Statements of Operations

	January 9 (inception)	Cumulative
	through	Since inception at
	December 31,	December 31,
	2007	2007

Revenues

Revenues	$--	$--

Total Revenues	--	--

General & Administrative Expenses
Organization and related expenses	3,134	3,134

Total General & Administrative Expenses	3,134	3,134

Net Loss	$(3,134)	$(3,134)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding – basic and diluted	31,340,000	31,340,000

See Notes to Financial Statements

F-2

SKYTRIP HOLDINGS, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
From January 9, 2007 (inception) through December 31, 2007

				Deficit
				Accumulated
	Common	Common	Additional	During	Total
	Stock	Stock	Paid-in	Development
		Amount	Capital	Stage

January 9, 2007 (inception)
Shares issued for services at $.0001 per share	31,340,000	$3,134	$--	$--	$3,134

Net loss, for the period ended Dec. 31, 2007				(3,134)	(3,134)

Balance, December 31, 2007	31,340,000	$3,134	$--	$(3,134)	$--

F-3

SKYTRIP HOLDINGS, INC.
(A Development Stage Company)
Statement of Cash flows

	January 9, 2007	Cumulative since
	(inception)	(inception)
	through	through
	December 31,	December 31,
	2007	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(3,134)	$(3,134)
Changes in working capital	3,134	3,134

Net cash provided by (used in) operating activities	--	--

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	--	--

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by (used in) financing activities	--	--

Net increase (decrease) in cash	--	--

Cash at beginning of year	--	--

Cash at end of year	$--	$--

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$3,134	$3,134
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid	$--	$--
Income taxes paid	$--	$--

See Notes to Financial Statements

SKYTRIP HOLDINGS, INC.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2007

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Skytrip Holdings, Inc. (the "Company") was incorporated under the laws of the State of Delaware on January 9, 2007 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included.  Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended December 31, 2007.

#

Basic Earnings (Loss) per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective January 9, 2007 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding.  Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159 , The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.

This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements

This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income.

In December 2007, the FASB issued SFAS No. 160: Statement of Financial Accounting Standards No. 160--Noncontrolling Interests in Consolidated Financial Statements (an amendment of ARB No. 51).

 A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

* The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity

* The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

* Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.

* When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

* Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

 This Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  This Statement also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary Those expanded disclosures include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent's ownership interest in a subsidiary on the equity attributable to the parent.
What Is the Impact of This Statement on Convergence with International Financial Reporting Standards?

This Statement, together with the IASB's Amendments to IAS 27, Consolidated and Separate Financial Statements, concludes a joint effort by the Board and the IASB to improve the accounting for and reporting of noncontrolling interests in consolidated financial statements while promoting the international convergence of accounting standards.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R).

This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

Impact of  Recently Issued Accounting  Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3.  GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4.   SHAREHOLDER'S EQUITY

On January 9, 2007, the Board of Directors issued 31,340,000 shares of common stock for $3,134 in services to the founding shareholder of the Company to fund organizational start-up costs.

The Company has the following classes of capital stock as of December 31, 2007:

Common stock – 250,000,000 shares authorized; $0.0001 par value; 31,340,000 shares issued and outstanding.

Preferred stock – 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.

NOTES 5. SUBSEQUENT EVENTS

On January 4, 2008, 98% of Skytrip Holdings, Inc. was bought in a private sale at the price of $69,900,

with the former director retaining 2% of the company’s shares. The number of shares issued and outstanding has been unchanged since the company’s inception.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the CEO had concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

For the year ended December, 31 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 8B. Other Information.

During the change of control, Dr. Leo H. Lin was appointed as the Chairman of the Board, President and Chief Executive Officer, and Shirley Louie as Director, Chief Financial Officer and Secretary of the Company. Even though appointments have been made, the officers and directors of the Company are not compensated for their time.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Name	Age	Title	Date Became Executive Officer
Dr. Leo H. Lin	69	Chairman, President and Chief Executive Officer	01/04/08

Shirley Louie	59	Director, Chief Financial Officer and Secretary	01/04/08

Dr. Leo H. Lin, Chairman of the Board of Directors, Chief Executive Officer and President

Dr. Lin, age 69, a pioneer of Intellectual Property management in Taiwan, was the Director and Manager of Asia Pacific of Intellectual Property Division of AT&T/ Lucent Tech, led the impetus to drive Technology basic laws with entrepreneurs, officials and scholars, and built Asia-Pacific Intellectual Property Association. In 1997, he established the first full scale IP Service Company, Asia-Pacific Technology and Intellectual Property Services Inc., in Taiwan.

Shirley Louie, Director, Chief Financial Officer and Secretary

Ms. Louie, age 59, has been the Vice Chairman of Asia Pacific Technology & Intellectual Property Services, Inc., Chief Financial Officer and Chief Operation Officer of Asia Pacific Technology & Intellectual Property Services, Inc.

Item 10. Executive Compensation.

No officer or director has received any compensation from the Company since our inception, and we are not accruing any compensation.  Until we acquire additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on our behalf.

 We have no stock option, retirement, pension, insurance program or profit sharing programs or other similar programs for the benefit of directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

Employment Agreements

We have not entered into any employment agreements with executive officers or other employees to date.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Dr. Leo H. Lin, our Chairman, Chief Executive Officer and President, beneficially owns 30,713,200 shares or 98% of the Issuer's Common Stock. His address is at 5019 N. 34th Street, Arlington, VA 22207.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 13. Exhibits.

The following exhibits are filed herewith.

EXHIBIT NO.	DESCRIPTION

23.1	Consent of Stan J.H. Lee, CPA, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

               The following table sets forth the fees billed to us for the fiscal year ended December 31, 2007 by our outside auditor:

#

Fiscal Year Ended
December 31, 2007
Audit fees	$1,500.00
Audit-related fees	-
Tax fees	-
Other fees	—

 Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair our accountants' independence. Since we do not have an Audit Committee, the function of the Audit Committee is carried out by our board of directors, which presently comprises of Dr. Leo H. Lin and Shirley Louie.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skytrip Holdings, Inc. (Registrant)

By	/s/ Dr. Leo H. Lin
Dr. Leo H. Lin, Chief Executive Officer
Date April 29, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Dr. Leo H. Lin
Dr. Leo H. Lin, Chief Executive Officer
Date April 29, 2008

By	/s/ Shirley Louie
Shirley Louie, Chief Financial Officer
Date April 29, 2008

#

Exhibit 23.1

Stan J.H. Lee, CPA

2160 North Central Rd Suite 203 t Fort Lee t NJ 07024

794 Broadway t Chula Vista t CA 91910

To Whom It May Concern:

The firm of Stan J.H. Lee, Certified Public Accountants, consents to the inclusion of our report of April 28, 2008 on the audited financial statements of Skytrip Holdings, Inc. for the period ended December 31, 2007 in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.

Very truly yours,

/s/ Stan J.H. Lee, CPA

__________________________

Stan J.H. Lee, CPA

April 28, 2008

Chula Vista, CA  91910

#

Exhibit 31.1

CERTIFICATIONS

I, Dr. Leo H. Lin, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Skytrip Holdings, Inc.

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

April 29, 2008
/s/ Dr. Leo H. Lin
By: Dr. Leo H. Lin Its: Chief Executive Officer

#

Exhibit 31.2

CERTIFICATIONS

I, Shirley Louie, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Skytrip Holdings, Inc.

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

April 29, 2008
/s/ Shirley Louie
By: Shirley Louie Its: Chief Financial Officer

#

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Skytrip Holdings, Inc.  (the “Company”) on Form 10-KSB for the period ending  December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. Leo H. Lin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

April 29, 2008

/s/ Dr. Leo H. Lin
By: Dr. Leo H. Lin Its: Chief Executive Officer

#

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Skytrip Holdings, Inc.  (the “Company”) on Form 10-KSB for the period ending  December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Shirley Louie, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

April 29, 2008
/s/ Shirley Louie
By: Shirley Louie Its: Chief Financial Officer

#