Form 10QSB
period 2008-03-31
Advanced Scientific Asset Holding, Inc.
filed 2008-05-13
CIK 1386977

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                         Commission File No. 000-52629

                     Advanced Scientific Asset Holding, Inc.
        (Exact name of small business issuer as specified in its charter)

          Delaware
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                    5019 N. 34th Street, Arlington, VA 22207
                    (Address of Principal Executive Offices)

                                  703-536-2114
                           (Issuer's telephone number)

                              Skytrip Holdings, Inc.
      (Former name, address and fiscal year, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [x] No [ ]


   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 13, 2008, there were 31,340,000 shares of common stock, $.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [x]








                     ADVANCED SCIENTIFIC ASSET HOLDING, INC.
                              FINANCIAL STATEMENTS

                                      INDEX


Part I-- FINANCIAL INFORMATION
                                                                        Page

  Item 1. Financial Statements                                            3

  Item 2. Management's Discussion and Analysis of Financial Condition    10

  Item 3. Control and Procedures                                         15

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings                                              16

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds    16

  Item 3. Defaults Upon Senior Securities                                16

  Item 4. Submission of Matters to a Vote of Security Holders            16

  Item 5. Other Information                                              16

  Item 6. Exhibits and Reports on Form 8-K                               16

Signature                                                                17

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending March 31, 2008. The financial statements are presented on the accrual basis.

                      ADVANCED SCIENTIFIC ASSET HOLDING, INC.


                              FINANCIAL STATEMENTS







                              AS OF MARCH 31, 2008



Advanced Scientific Asset Holding, Inc.
Financial Statements Table of Contents




FINANCIAL STATEMENTS                                                     Page #


         Balance Sheet                                                        1


         Statements of Operations                                             2


         Statements of Cash Flows                                             3


         Notes to the Financial Statements                                  4-5

                      ADVANCED SCIENTIFIC ASSET HOLDING, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   (UNAUDITED)
                              As of March 31, 2008


                                     ASSETS

                                                                March 31, 2008
CURRENT ASSETS

        Cash                                                      $      --
                                                                  ---------




                      TOTAL ASSETS                                $      --
                                                                  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

       Accounts payable to related party                          $  87,939
                                                                  ---------

                      TOTAL LIABILITIES                              87,939

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred Stock - par value $0.0001
    20,000,000 shares authorized;
    0 shares issued and outstanding                                      --

  Common Stock - par value $0.0001;
    250,000,000 shares authorized;
    31,340,000 shares issued and outstanding                          3,134

  Additional paid in capital                                             --

  Deficit accumulated during development stage                      (91,073)
                                                                  ---------

  Total stockholders' equity (deficit)                               87,939
                                                                   --------


                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $     --
                                                                   ========




   The accompanying notes are an integral part of these financial statements.


                                       F-1


                     ADVANCED SCIENTIFIC ASSET HOLDING, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
      For the Quarters ended March 31, 2008 and March 31, 2007, and from inception (January 9, 2007) through March 31, 2008


                                                                                         From Inception
                                                       Quarter           Quarter         (January 9, 2007)
                                                    March 31, 2008    March 31, 2007     to March 31, 2008

REVENUE                    Sales                     $        --       $        --          $        --

GENERAL & ADMINISTRATIVE EXPENSES
  Organization expenses                                                      3,134                3,134
  Consultation and reorganization fees                    84,900                --               84,900
  Filing fees                                              3,039                --                3,039
                                                     -----------       -----------          -----------
Total General & Administrative Expenses                   87,939             3,134               91,073

     NET INCOME (LOSS)                                   (87,939)           (3,134)             (91,073)
                                                     ===========       ===========          ===========

NET EARNINGS PER SHARE

         Basic and Diluted
         Net loss per share                                (0.00)            (0.00)               (0.00)

Basic and Diluted Weighted Average
    Number of Common Shares Outstanding               31,340,000        31,340,000           31,340,000






   The accompanying notes are an integral part of these financial statements.


                                       F-2


                     ADVANCED SCIENTIFIC ASSET HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
      For the Quarters ended March 31, 2008 and March 31, 2007, and from inception (January 9, 2007) through March 31, 2008

                                                                                          From Inception
                                                       Quarter           Quarter         (January 9, 2007)
                                                    March 31, 2008    March 31, 2007     to March 31, 2008


CASH FLOWS FROM OPERATING ACTIVITIES

       Net income (loss)                              $ (87,939)         $  (3,134)         $ (91,073)

       Accounts payable to related party                 87,939                 --             87,939

       Issuance of stock for services rendered                               3,134              3,134
                                                      ---------          ---------          ---------

NET CASH PROVIDED OR (USED) IN OPERATIONS                    --                 --                 --

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                 --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                 --                 --                 --

CASH RECONCILIATION

        Net increase (decrease) in cash                      --                 --                 --
        Beginning cash balance                               --                 --                 --
                                                      ---------          ---------          ---------

CASH BALANCE AT END OF PERIOD                         $      --          $      --          $      --
                                                      =========          =========          =========





   The accompanying notes are an integral part of these financial statements.


                                       F-3



                     ADVANCED SCIENTIFIC ASSET HOLDING, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - DESCRIPTION OF BUSINESS

Basis of Presentation

Advanced Scientific Asset Holding, Inc. (the "Company") was incorporated on January 9, 2007 in accordance with the Laws of the State of Delaware as Skytrip Holdings, Inc., and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). The Company's financial statements are identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended
March 31, 2008.

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

The Company has the following classes of capital stock as of March 31, 2008:

Common stock - 250,000,000 shares authorized; $0.0001 par value; 31,340,000 shares issued and outstanding.

Preferred stock - 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
------------------------------------------------------------------------

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

BACKGROUND OF THE COMPANY

Advanced Scientific Asset Holding, Inc. (the "Company") was organized on January 9, 2007, as a blank check or shell company under the Laws of the State of Delaware. The Company does not currently engage in any business activities that provide cash flow. From inception, the primary activity of the Company has been directed towards organizational efforts, compliance matters and locating potential merger or acquisition candidates. The Company's primary purpose is to engage in a merger with or acquisition of one or more private domestic or foreign companies.

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

The Company is still a "blank check" or "shell" company. At present, the Company has no business opportunities under contemplation for acquisition or merger.

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

The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a U.S. reporting (public) company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a blank check company contained in Section 7(b)(3) of the Securities Act of 1933, as amended.

The Company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities which may be attractive to foreign and domestic private companies.

These benefits are commonly thought to include:

  (1) the ability to use registered shares to make acquisition of assets or businesses;

  (2) increased visibility in the financial community;

  (3) the facilitation of borrowing from financial institutions;

  (4) improved trading efficiency;

  (5) shareholder liquidity;

  (6) greater ease in subsequently raising capital;

  (7) compensation of key employees through options for stock for which there is a public market;

  (8) enhanced corporate image; and,

  (9) a presence in the United States capital market.

A private company which may be interested in a business combination with the Company may include the following:

  (1) a Company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

  (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

  (3) a company which wishes to become public with less dilution of its Common Stock than would occur normally upon an underwriting;

  (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

  (5) a foreign company which may wish an initial entry into the United States securities market;

  (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and,

  (7) a company seeking one or more of the other benefits believed to attach to a public company.

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

There is presently no trading market for the Company's common stock and no market may ever exist for the Company's common stock. The Company plans to assist broker-dealers in complying with Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, so that such brokers can trade the Company's common stock in the Over-The-Counter Electronic Bulletin Board (the "OTC Bulletin Board") after the Company is no longer classified as a "blank check" or shell company, as defined by the U.S. Securities and Exchange Commission. There can be no assurance to investors that any broker-dealer will actually file the materials required in order for such OTC Bulletin Board trading to proceed.

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

We are dependent upon our officers to meet any de minimis costs that may occur. Dr. Leo H. Lin, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had no cash and no other assets.

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

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION



Item 1.   Legal Proceedings.

          The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security
          Holders.

          No matter was submitted during the quarter ending March 31, 2008, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

          None

Item 6.   Exhibits.

          (a)  Exhibits

          31.1 Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1   Chief Executive Officer Certification pursuant to 18 U.S.C.
                 Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2   Chief Financial Officer Certification pursuant to 18 U.S.C.
                 Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                    ADVANCED SCIENTIFIC ASSET HOLDING, INC.

                                    By:
                                          /s/ Dr. Leo H. Lin
                                          --------------------------------------
                                          Dr. Leo H. Lin
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:
                                          /s/ Shirley Louie
                                          --------------------------------------
                                          Shirley Louie
                                          Secretary and Chief Financial Officer
                                          (Principal Financial Officer)


                                    Dated May 13, 2008




16